Form 10-K
period 2026-05-31
MYX Inc.
filed 2026-09-02
CIK 2087656

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2026

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 000-56832

MYX, Inc.

(Exact name of registrant as specified in its charter)

Wyoming	33-4488011
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

1325 Avenue of the Americas, Fl 4 New York, New York 10019	7374
(Address of principal executive offices)	(Primary Standard Industrial Classification Code Number)

Registrant’s telephone number, including area code: (323) 283-5054

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock $0.02 par value

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging Growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐  No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐   No ☒

As of August 31, 2026, the registrant had 8,900,000 shares of common stock issued and outstanding. No aggregate market value of the registrant’s common equity held by non-affiliates has been computed because no active trading market for the registrant’s common stock has been established.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not historical facts and are based on current expectations, estimates, forecasts, and projections about the Company and its industry.

Forward-looking statements may include statements regarding, among other things, the Company’s business strategy, plans, objectives, expectations regarding future operations, financial performance, development and commercialization of its digital platform and related services, liquidity, capital resources, and market opportunities. Words such as “anticipates,” “believes,” “expects,” “intends,” “plans,” “may,” “will,” “could,” “should,” “estimates,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.

These forward-looking statements are subject to risks, uncertainties, and assumptions, including those described under the heading “Risk Factors” in this Annual Report, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the Company’s limited operating history, its ability to successfully develop and commercialize its digital platform, generate revenues, obtain additional financing, achieve market acceptance of its platform and related services, and general economic, competitive, and industry conditions.

The forward-looking statements contained in this Annual Report speak only as of the date hereof. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law.

ii

PART I

Item 1. DESCRIPTION OF BUSINESS

Myx, Inc. (Myx, Inc.,” “we,” “us,” “our,” or “the Company”) was incorporated in Wyoming on February 25, 2025. The company owns assets in the form of physical and intellectual property. Its principal asset is the Legal Stage platform (www.legalstage.org), a digital educational and informational platform designed to support cross-border collaboration within the performing arts sector.

Legal Stage™ is a bilingual digital platform designed to bridge the U.S. and Chinese theatrical industries by providing legal education, contract tools, and business support resources for artists, producers, and organizations engaged in international performing arts. The platform’s mission is to make legal and business support more accessible to professionals participating in cross-border productions.

Core platform features include the Legal Academy, contract templates, educational resources, lawyer consultation referrals, and a cultural exchange forum. Through these services, Legal Stage™ seeks to combine legal education, language, and technology to address the growing need for practical legal and business guidance within the international performing arts community.

The Company is not a law firm and does not provide legal advice. The platform provides self-help educational materials and general legal information. Where legal services are requested, they are provided by independent licensed attorneys and not by the Company.

Although the platform is designed to facilitate collaboration between U.S. and Chinese performing arts professionals, the Company does not conduct business operations in the People’s Republic of China ("PRC"), does not maintain offices, employees, assets, or contractors in the PRC, and is not subject to PRC governmental oversight.

During the fiscal year ended May 31, 2026, the Company expanded its commercial operations by introducing Pro and Enterprise subscription plans, establishing a recurring subscription-based revenue model. The Company also continued providing data access and analytics services. In addition, the Company entered into a research collaboration agreement with a university to support future technology development, product innovation, and potential commercialization opportunities related to the Legal Stage™ platform.

The Company's Registration Statement on Form S-1 was declared effective by the Securities and Exchange Commission on March 31, 2026. Subsequent to May 31, 2026, the Company sold 3,900,000 shares of common stock pursuant to the registered offering at a price of $0.02 per share, resulting in gross proceeds of $78,000.

The Company has not been subject to any material bankruptcy, receivership, or similar proceeding, and has not undergone any material reclassification, merger, or consolidation during the fiscal year ended May 31, 2026

Item 1A. Risk Factors

An investment in the Company’s common stock involves a high degree of risk. You should carefully consider the risks described below, together with the other information contained in this Annual Report on Form 10-K.

The Company is subject to various risks and uncertainties that could adversely affect its business, financial condition, results of operations, and future prospects. These risks include, among others, the Company’s limited operating history, its ability to successfully expand its subscription-based business model, attract and retain subscribers, generate recurring revenues, and achieve profitability, its dependence on additional financing, competition within the legal technology and digital services industries, cybersecurity and data privacy risks, reliance on key management personnel, and uncertainty regarding its ability to continue as a going concern.

The Company also relies on cloud-based technologies and third-party service providers to support its operations. Although the Company has not experienced any material cybersecurity incidents to date, future cyberattacks, data breaches, system failures, or interruptions involving third-party service providers could adversely affect its operations, financial condition, and reputation.

Additional risks relate to the Company’s business model. The Company is not a law firm and must operate in compliance with laws and regulations governing legal information services, data privacy, intellectual property, and other applicable regulatory requirements. Changes in applicable laws or regulations, or failure to comply with such requirements, could adversely affect the Company’s operations.

The Company has also entered into a research collaboration agreement intended to support future technology development. There can be no assurance that the research activities or related commercialization efforts will result in successful products, technologies, or future revenues.

Additional information regarding risks affecting the Company is included in the Company’s Registration Statement on Form S-1, as amended, previously filed with the Securities and Exchange Commission.

Item 1B. Unresolved Staff Comments

The Company has no unresolved written comments from the staff of the Securities and Exchange Commission that were received at least 180 days prior to the end of the fiscal year ended May 31, 2026.

Item 1C. Cybersecurity

The Company is subject to cybersecurity risks that could adversely affect its business, operations, financial condition, and results of operations. These risks include unauthorized access to information systems, data breaches, ransomware attacks, service interruptions, and other cyber incidents that could result in the loss of confidential information or disruption of the Company’s operations.

The Company utilizes commercially available cloud-based technologies and third-party service providers to support its operations and maintains basic cybersecurity measures, including access controls, password protection, data backup procedures, and periodic monitoring of its information systems. Due to the Company’s size and limited resources, there can be no assurance that these measures will prevent all cybersecurity incidents.

Cybersecurity risk management is overseen by the Company’s management under the supervision of the Board of Directors. Management periodically evaluates cybersecurity risks and implements appropriate measures designed to protect the Company’s information systems and data.

As of the date of this Annual Report, the Company has not identified any cybersecurity incidents that have materially affected, or are reasonably likely to materially affect, its business strategy, results of operations, or financial condition.

2

Item 2. Description of Property

The Company does not own any real property. The Company conducts its operations using leased or shared office space and remote work arrangements.

Item 3. Legal Proceedings

We are not subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

(a) Market Information

There was no established public trading market for the Company’s common stock during the given reporting period, year ending May 31, 2026.

(b) Holders

As of August 31, 2026, there were 59 holders of record of our common stock, holding a total of 8,900,000 shares.

(c) Dividend Policy

We have never declared or paid any cash dividends on our common stock to date and do not intend to pay cash dividends. We anticipate that we will retain all available funds and any future earnings, if any, for use in the operation of our business and do not anticipate paying cash dividends in the foreseeable future. In addition, future debt instruments may materially restrict our ability to pay dividends on our common stock. Payment of future cash dividends, if any, will be at the discretion of the board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, the requirements of then-existing debt instruments and other factors the board of directors deems relevant.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

The Company has not adopted any equity compensation plans.

Accordingly, there are no securities authorized for issuance under equity compensation plans.

Shares of common stock previously issued to the Company’s director and CEO and six employees as compensation for services were issued pursuant to specific board approvals and not under an equity compensation plan.

(e) Performance Graph

The performance graph required by Item 201(e) of Regulation S-K has been omitted because the Company is a smaller reporting company.

(f) Recent Sales of Unregistered Securities

During the past three years, the Company issued shares of common stock in private transactions in reliance on Section 4(a)(2) of the Securities Act and/or Regulation D, including shares issued as compensation for services. Such issuances are described in the Notes to the consolidated financial statements.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview

The following discussion and analysis should be read in conjunction with the Company’s audited financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

MYX Inc. operates the Legal Stage™ platform, a bilingual digital platform designed to provide legal education, contract resources, business support services, and technology solutions for professionals and organizations engaged in the international performing arts industry.

During the fiscal year ended May 31, 2026, the Company continued to expand its operations and transitioned from primarily project-based service revenue to a recurring subscription-based revenue model. The Company introduced Pro and Enterprise subscription offerings, which generated recurring subscription revenue during the fiscal year. In addition, the Company continued providing data access and analytics services under an existing customer agreement and entered into a research collaboration agreement intended to support future technology development and commercialization opportunities.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED MAY 31, 2026

Revenue

The Company generated revenue of $38,104 for the fiscal year ended May 31, 2026, compared to $2,184 for the fiscal year ended May 31, 2025.

Revenue for the fiscal year ended May 31, 2026 consisted primarily of recurring subscription revenue generated under the Company’s newly introduced Pro and Enterprise subscription plans. Subscription revenue was recognized ratably over the applicable subscription terms in accordance with ASC 606.

The Company also recognized revenue under its existing Data Access and Analytics Agreement, under which revenue continues to be recognized over the contractual service period.

During the fiscal year, the Company completed its performance obligations under two historical subscription agreements, each with a contract value of $1,100, as well as a marketing services agreement with a total contract value of $25,000. Revenue related to these contracts was recognized in accordance with the terms of the respective agreements and the Company’s revenue recognition policy.

The increase in revenue compared to the prior fiscal year primarily reflects the Company’s transition from initial platform development activities to commercial operations and the successful implementation of its recurring subscription-based business model.

Operating Expenses

Total operating expenses for the fiscal year ended May 31, 2026 were $23,476, compared to $101,267 for the fiscal year ended May 31, 2025.

Operating expenses consisted primarily of professional fees, software development costs, marketing expenses, depreciation and amortization, and general and administrative expenses incurred to support the continued operation and expansion of the Legal Stage™ platform.

Professional fees included audit, legal, regulatory compliance, and other professional services associated with operating as a public reporting company.

Depreciation and amortization expenses primarily related to office equipment and capitalized software development costs placed into service during the prior fiscal year.

General and administrative expenses consisted primarily of software subscriptions, office expenses, and other administrative costs incurred in support of the Company’s business operations.

The Company also incurred research and development-related expenditures during the fiscal year in connection with its research collaboration agreement intended to support future technology development. The related $30,000 advance was recorded as Prepaid Research Costs and is presented as an investing activity in the accompanying statement of cash flows.

The Company reported net income of $14,628 for the fiscal year ended May 31, 2026, compared to a net loss of $99,083 for the fiscal year ended May 31, 2025. The improvement in operating results primarily reflects increased revenues generated from recurring subscription services and continued recognition of revenue under existing customer agreements, together with lower operating expenses following completion of the Company’s initial platform development and organizational activities.

Management cautions that, although the Company achieved profitability during the fiscal year ended May 31, 2026, there can be no assurance that such results will continue in future periods. Management expects operating expenses to increase as the Company continues to invest in platform enhancements, customer acquisition, research initiatives, and public company compliance.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2026, the Company’s total assets were $140,845, comprised of cash and cash equivalents of $34,500, prepaid expenses of $30,000, accounts receivable of $39,700, intangible assets (net) of $27,778, and equipment (net) of $8,867. Total liabilities as of May 31, 2026 were $110,100, comprised of accounts payable of $41,428, short-term loans from a shareholder (related party) of $3,109, and unearned revenue of $65,563.

As of May 31, 2025, the Company’s total assets were $73,533, comprised of accounts receivable of $27,200, intangible assets (net) of $32,400, and equipment (net) of $13,933. Total liabilities as of May 31, 2025 were $57,416, comprised of accrued expenses of $32,400 and unearned revenue of $25,016.

Cash Flows from Operating Activities

For the year ended May 31, 2026, net cash provided by operating activities was $72,100, consisting of net income of $14,628, depreciation of $5,067, amortization of $12,222, an increase in accounts payable of $41,428, an increase in accounts receivable of $12,500, partially offset by a decrease in accrued expenses of $32,400 related primarily to the settlement of software development costs that had been recorded as non-cash accrued expenses in the prior year, a decrease in unearned revenue of $40,546, and proceeds from a short-term loan from a shareholder of $3,109.

Cash Flows from Investing Activities

For the year ended May 31, 2026, net cash used in investing activities was $37,600, consisting of $30,000 of prepaid research costs and $7,600 of capitalized software platform development costs.

Cash Flows from Financing Activities

For the year ended May 31, 2026, the Company had no cash flows from financing activities.

As of May 31, 2026, the Company had working capital of $(5,900), compared to working capital of $(30,216) as of May 31, 2025. The Company believes that its existing cash resources, anticipated cash flows from operations, and the availability of additional financing, if required, will be sufficient to support its current operating plans. However, the Company may require additional capital to expand its operations and execute its long-term growth strategy.

PLAN OF OPERATION AND FUNDING

The Company is focused on expanding its subscription-based business model, growing its customer base, enhancing the Legal Stage™ platform, and further developing its data access and analytics services. During the fiscal year ended May 31, 2026, the Company introduced Pro and Enterprise subscription plans and established a recurring subscription revenue model.

Over the next twelve months, management intends to continue enhancing the Company’s subscription offerings by expanding platform functionality, introducing additional educational content, contract resources, business support tools, and other technology-enabled features designed to increase customer engagement. The Company also intends to evaluate additional subscription packages, promotional campaigns, pricing strategies, customer incentives, and targeted marketing initiatives to support customer acquisition, improve customer retention, and increase recurring subscription revenues. In addition, management plans to continue developing strategic relationships with organizations and professionals involved in international performing arts and related industries to further expand the Company’s customer base and business opportunities.

The Company also intends to continue evaluating operating efficiencies and cost management initiatives in an effort to improve operating results while supporting its long-term growth strategy. Management expects to prioritize investments in technology development, customer acquisition, platform enhancements, and research activities while carefully managing general and administrative expenses.

The Company’s plan of operations is dependent upon its ability to increase recurring subscription revenues, attract and retain customers, effectively manage operating expenses, expand strategic partnerships, and, as necessary, obtain additional capital through equity issuances, debt financing, or other financing arrangements.

During fiscal 2026, the Company entered into a research collaboration agreement intended to support future technology development and commercialization opportunities. Management intends to continue evaluating opportunities to enhance the Company’s technology platform through strategic research initiatives, product innovation, and the integration of future technologies and research outcomes into the Legal Stage™ platform where commercially appropriate.

The Company does not currently have any material capital expenditure commitments. Although the Company has generated revenues from its subscription-based services and continues to expand its operations, it has incurred accumulated losses since inception. Management believes that continued growth in recurring subscription revenues, prudent cost management, existing cash resources, and access to additional financing, if necessary, will support the Company’s planned operations for at least the next twelve months. However, there can be no assurance that the Company will achieve sustained profitability or that additional financing will be available on acceptable terms, or at all, if required.

MATERIAL COMMITMENTS

As of May 31, 2026, the Company did not have any material commitments for capital expenditures or long-term lease arrangements.

The Company’s material obligations consisted primarily of accounts payable related to the development of its technology platform and a short-term loan from its Chief Executive Officer. As of May 31, 2026, accounts payable totaled $41,428, of which approximately $40,000 related to software development services. The Company also had an outstanding non-interest-bearing short-term loan from its Chief Executive Officer in the amount of $3,109. These obligations are further described in the notes to the accompanying financial statements.

PURCHASE OF SIGNIFICANT EQUIPMENT

The Company does not currently have any commitments or plans to purchase significant equipment. Any future equipment acquisitions are expected to be immaterial and funded through operating cash flows or available financing.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements, including any relationships with unconsolidated entities or financial arrangements that could have a material effect on its financial condition, liquidity, or results of operations.

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business.

As of May 31, 2026, the Company had cash of $34,500, a working capital deficit of $5,900, and an accumulated deficit of $84,455. Although the Company reported net income of $14,628 for the fiscal year ended May 31, 2026 and continues to expand its recurring subscription-based business model, the Company has incurred accumulated losses since inception and continues to have a working capital deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the date the financial statements are issued.

Management’s plans to alleviate this substantial doubt include continuing to expand the Company’s subscription-based business model, increasing recurring subscription revenues, growing its customer base, maintaining prudent cost controls, and continuing to develop the Legal Stage™ platform and related technology services. Management may also seek additional financing through equity issuances, debt financing, or other financing arrangements, if necessary. While management believes these plans, if successfully implemented, together with existing cash resources and anticipated operating cash flows, will provide sufficient liquidity to meet the Company’s obligations as they become due, there can be no assurance that such plans will be successful or that additional financing will be available on acceptable terms, or at all.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

MYX Inc.

ALOBA, AWOMOLO & PARTNERS

(Chartered Accountants)

Floor 4, Providence Court, Ajibade Bus Stop, Beside CocaCola Ibadan, Oyo State, Nigeria Tel: 08055439586, 08034725835

Email: audits@alobaawomolo.org; alobaawomolopartners@gmail.com; website: www.alobaawomolo.org

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of MYX Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of MYX Inc. (the “Company”) as of May 31, 2026 and 2025, the related statements of operations, stockholders’ equity, and cash flows for the year ended May 31, 2026 and for the period from February 25, 2025 (inception) through May 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2026 and 2025, and the results of its operations and its cash flows for the year ended May 31, 2026 and for the period from February 25, 2025 (inception) through May 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has limited cash resources and requires additional financing to fund its planned operations and growth initiatives. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

Aloba, Awomolo & Partners – PCAOB ID #7275

/s/ Aloba, Awomolo & Partners

We have served as the Company’s auditor since 2025.

Ibadan, Nigeria

August 31, 2026

MYX Inc.

BALANCE SHEETS

	May 31, 2026	May 31,2025
	(Audited)	(Audited)
ASSETS
Current assets
Cash	$34,500	$–
Prepaid expenses	30,000	–
Accounts receivable	39,700	27,200
Total current assets	104,200	27,200

Non-Current assets
Intangibles	27,778	32,400
Equipment (net)	8,867	13,933
Total Non-Current assets	36,645	46,333

TOTAL ASSETS	$140,845	$73,533

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued expenses	$–	$32,400
Accounts payable	41,428	–
Short-term loans from shareholder	3,109	–
Unearned Revenue	65,563	25,016
Total Current Liabilities	110,100	57,416

Non-Current Liabilities	–	–

Total Liabilities	110,100	57,416

Stockholders’ Equity (Deficit)
Common stock, $0.02 par value, 90,000,000 shares authorized; 5,000,000 shares issued and outstanding	100,000	100,000
Additional Paid-In-Capital	15,200	15,200
Accumulated Deficit	(84,455)	(99,083)
Total Stockholders’ equity (deficit)	30,745	16,117
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$140,845	$73,533

The accompanying notes are an integral part of these financial statements.

MYX Inc.

STATEMENTS OF OPERATIONS

For the period from JUNE 1, 2025 to MAY 31, 2026

(Audited)

For the period from June 1, 2025 to May 31, 2026
Revenue	$38,104
Cost of revenue	–
Gross Profit	38,104

Operating Expenses
General and administrative expenses	23,476
Total Operating expenses	23,476
Income (Loss) before provision for income taxes	14,628

Provision for income taxes	–

Net income (loss)	$14,628

Income (loss) per common share:
Basic and diluted	$0.0029

Weighted Average Number of Common Shares Outstanding:
Basic and diluted	5,000,000

The accompanying notes are an integral part of these financial statements.

F-3

MYX Inc.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM JUNE 1, 2025 TO MAY 31, 2026

(AUDITED)

	Number of Common Shares	Amount	Additional Paid-In-Capital	Deficit accumulated	Total
Balance as of May 31, 2025	5,000,000	$100,000	$15,200	$(99,083)	$16,117

Net income for the period	–	–	–	14,628	14,628
Balance at May 31, 2026	5,000,000	$100,000	$15,200	$(84,455)	$30,745

The accompanying notes are an integral part of these financial statements.

MYX Inc.

STATEMENTS OF CASH FLOWS

(AUDITED)

For the period from June 1, 2025 to May 31, 2026
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$14,628
Adjustment as of non-cash items;
Depreciation	5,067
Amortization	12,222
Accounts payable	41,428
Accounts receivable	(12,500)
Accrued expenses	(32,400)
Unearned revenue	40,546
Short-term loan from shareholder	3,109
Net cash provided by (used in) Operating activities	72,100

CASH FLOWS FROM INVESTING ACTIVITIES
Prepaid Research Costs	(30,000)
Capitalized software platform costs	(7,600)
Net cash provided by Investing activities	(37,600)

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by Financing activities	–
Increase (decrease) in cash and equivalents	34,500
Cash and equivalents at beginning of the period	–
Cash and equivalents at end of the period	$34,500

The accompanying notes are an integral part of these financial statements.

MYX Inc.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIOD FROM JUNE 1, 2025 TO MAY 31, 2026

NOTE 1 – ORGANIZATION AND OPERATIONS

MYX Inc. (the “Company”) was incorporated in the State of Wyoming on February 25, 2025.

The Company operates a web-based platform that provides educational, informational, and business support services. During the fiscal year ended May 31, 2026, the Company continued expanding its platform operations and generated revenue through subscription-based services and analytics-related offerings.

The Company’s business strategy is focused on expanding its customer base, enhancing its technology platform, and developing additional products and services that support long-term growth.

NOTE 2- SIGNIFICANT AND CRITICAL ACCOUNTING POLICIES AND PRACTICES

The Management of the Company is responsible for the selection and use of appropriate accounting policies and the appropriateness of accounting policies and their application. Critical accounting policies and practices are those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. The Company’s significant and critical accounting policies and practices are disclosed below as required by generally accepted accounting principles.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Fiscal Year-End

The Company elected May 31 as its fiscal year ending date.

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period(s).

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were as follows:

(i)	Assumption as a going concern: Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

(ii)	Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

These significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to these estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly.

Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accounts payable approximate their fair values because of the short maturity of these instruments.

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated.

Commitment and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers, which requires the Company to apply a five-step model:

1.	Identify the contract with a customer
2.	Identify the performance obligations
3.	Determine the transaction price
4.	Allocate the transaction price to the performance obligations
5.	Recognize revenue when (or as) the performance obligations are satisfied

The Company generates revenue primarily from:

•	subscription-based access to its digital platform, including Enterprise and Pro subscription plans;
•	cross-platform marketing services provided to clients; and
•	data access and analytics services provided under contractual arrangements.

Revenue from subscription agreements is recognized over time on a straight-line basis during the subscription term as platform access is provided.

Revenue from marketing services is recognized over time as services are performed and delivered to the customer, based on the Company’s proportionate performance toward completion.

Revenue from data access and analytics agreements is recognized over time as services are provided over the contractual service period.

Amounts invoiced or collected in advance of revenue recognition are recorded as unearned revenue.

Amounts earned but not yet collected are recorded as accounts receivable.

Prepaid Research Costs

Amounts advanced under research and development collaboration agreements are recorded as prepaid research costs until the related services are performed or the Company obtains identifiable rights associated with the underlying research activities. Management evaluates such amounts periodically to determine the appropriate accounting treatment based on the nature of the services received and rights obtained.

Deferred Tax Assets and Income Tax Provision

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Tax years that remain subject to examination by major tax jurisdictions

The Company discloses tax years that remain subject to examination by major tax jurisdictions pursuant to the ASC Paragraph 740-10-50-15.

Earnings per Share

Earnings per share (“EPS”) is the amount of earnings attributable to each share of common stock. For convenience, the term is used to refer to either earnings or loss per share. EPS is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Pursuant to ASC Paragraphs 260-10-45-10 through 260-10-45-16 Basic EPS shall be computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Income available to common stockholders shall be computed by deducting both the dividends declared in the period on preferred stock (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned) from income from continuing operations (if that amount appears in the income statement) and also from net income. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

Pursuant to ASC Paragraphs 260-10-45-45-21 through 260-10-45-45-23 Diluted EPS shall be based on the most advantageous conversion rate or exercise price from the standpoint of the security holder. The dilutive effect of outstanding call options and warrants (and their equivalents) issued by the reporting entity shall be reflected in diluted EPS by application of the treasury stock method unless the provisions of paragraphs 260-10-45-35 through 45-36 and 260-10-55-8 through 55-11 require that another method be applied. Equivalents of options and warrants include non-vested stock granted to employees, stock purchase contracts, and partially paid stock subscriptions (see paragraph 260–10–55–23). Anti-dilutive contracts, such as purchased put options and purchased call options, shall be excluded from diluted EPS. Under the treasury stock method: a. Exercise of options and warrants shall be assumed at the beginning of the period (or at time of issuance, if later) and common shares shall be assumed to be issued. b.  The proceeds from exercise shall be assumed to be used to purchase common stock at the average market price during the period. (See paragraphs 260-10-45-29 and 260-10-55-4 through 55-5.) c. The incremental shares (the difference between the number of shares assumed issued and the number of shares assumed purchased) shall be included in the denominator of the diluted EPS computation.

There were no contingent shares issuance arrangements, stock options or warrants which were issuable and could have potential dilutive effect to the earnings per share for the period ended May 31, 2025.

Cash Flows Reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

Subsequent Events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued. Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.

The amendments in this Update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations.

Finally, the amendments remove paragraph 810-10-15-16. Paragraph 810-10-15-16 states that a development stage entity does not meet the condition in paragraph 810-10-15-14(a) to be a variable interest entity if (1) the entity can demonstrate that the equity invested in the legal entity is sufficient to permit it to finance the activities that it is currently engaged in and (2) the entity’s governing documents and contractual arrangements allow additional equity investments.

The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage.

The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein.

Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.

In August 2014, the FASB issued the FASB Accounting Standards Update No. 2014-15 “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). The term probable is used consistently with its use in Topic 450, Contingencies.

When management identifies conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, management should consider whether its plans that are intended to mitigate those relevant conditions or events will alleviate the substantial doubt. The mitigating effect of management’s plans should be considered only to the extent that (1) it is probable that the plans will be effectively implemented and, if so, (2) it is probable that the plans will mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, but the substantial doubt is alleviated as a result of consideration of management’s plans, the entity should disclose information that enables users of the financial statements to understand all of the following (or refer to similar information disclosed elsewhere in the footnotes):

a. Principal conditions or events that raised substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans)

b. Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligation

c. Management’s plans that alleviated substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). Additionally, the entity should disclose information that enables users of the financial statements to understand all of the following:

a. Principal conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern

b. Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations

c. Management’s plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

The amendments in this Update are effective for the annual period ending after May 31,2025, and for annual periods and interim periods thereafter. Early application is permitted.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of May 31, 2026, the Company had an accumulated deficit of $84,455 and limited cash resources. Although the Company generated revenue from subscription-based services and analytics arrangements during the fiscal year and continues to expand its operations, management believes that existing resources may not be sufficient to fund planned operations and growth initiatives over the next twelve months without additional financing.

Management intends to continue generating revenue through its subscription-based business model, expand its customer base, and pursue available financing opportunities, including potential proceeds from the Company’s effective securities offering, to support future operations and working capital requirements.

The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations, obtain additional financing as needed, and successfully execute its business plan.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 – EQUIPMENT (NET)

During the fiscal year ended May 31, 2025, the Company received a non-cash contribution of office equipment from its Chief Executive Officer with a total estimated fair value of $15,200. The contributed assets primarily consist of technology-related equipment, including a laptop computer, desktop workstation, monitors, mobile device, and related peripheral devices.

The Company depreciates its equipment using the straight-line method over an estimated useful life of three years.

As of May 31, 2026, equipment consisted of the following:

Description	Amount
Equipment, at cost	$15,200
Accumulated depreciation	(6,333)
Net book value	$8,867

Depreciation expense is included in general and administrative expenses in the accompanying statement of operations.

NOTE 5 – INTANGIBLE ASSETS

The Company capitalized internal-use software development costs related to the development of its technology platform in accordance with ASC 350-40, Internal-Use Software.

The platform was placed into service on July 1, 2025 and is being amortized on a straight-line basis over an estimated useful life of three years.

As of May 31, 2026, intangible assets consisted of the following:

Description	Amount
Capitalized software platform costs	$40,000
Accumulated amortization	(12,222)
Net carrying value	$27,778

Amortization expense is included in general and administrative expenses in the accompanying statement of operations.

NOTE 6 – ACCOUNTS RECEIVABLE

As of May 31, 2026, accounts receivable totaled $39,700 and consisted primarily of amounts due under executed subscription and analytics service agreements.

The Company completed its performance obligations under two subscription agreements totaling $2,200 ($1,100 each) and a marketing services agreement with a total contract value of $25,000. Revenue associated with these agreements has been fully recognized in accordance with ASC 606; however, the related receivable balances remained outstanding as of May 31, 2026.

Certain additional receivable balances relate to services for which the Company has substantially satisfied its performance obligations and recognized the related revenue, while collection remained outstanding as of the reporting date.

Management evaluates the collectibility of accounts receivable on an ongoing basis and believes all outstanding balances are fully collectible. Accordingly, no allowance for doubtful accounts has been recorded as of May 31, 2026.

NOTE 7 – UNEARNED REVENUE

As of May 31, 2026, unearned revenue totaled $65,563 and represents amounts received or billed in advance for services that had not yet been provided as of the reporting date.

Unearned revenue consisted of $11,271 related to Pro subscriptions, $48,667 related to Enterprise subscriptions, and $5,625 related to data access and analytics services. Revenue will be recognized over the remaining service periods as the Company satisfies its performance obligations in accordance with ASC 606.

During the fiscal year ended May 31, 2026, the Company fully recognized the remaining deferred revenue associated with two subscription agreements totaling $2,200 ($1,100 each) and a marketing services agreement with a total contract value of $25,000.

NOTE 8 – REVENUE RECOGNITION

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers, when control of promised services is transferred to customers and performance obligations are satisfied.

The Company generates revenue from the following sources:

Enterprise Subscription Revenue

The Company provides enterprise-level access to its platform and related services under subscription agreements. Revenue is recognized ratably over the subscription term as access is provided to customers.

Pro Subscription Revenue

The Company provides subscription-based access to its platform under Pro subscription plans. Revenue is recognized ratably over the subscription term as customers receive access to the platform and related services.

Data Access and Analytics Services Revenue

The Company provides access to analytical data and related services under contractual arrangements. Revenue is recognized ratably over the service term as access is provided.

Revenue recognized during the fiscal year ended May 31, 2026 consisted of subscription revenue and analytics service revenue recognized as performance obligations were satisfied.

NOTE 9 – RESEARCH COLLABORATION AGREEMENT AND PREPAID RESEARCH COSTS

During May 2026, the Company entered into a research collaboration agreement with a university and advanced $30,000 to support research activities related to future technology development and commercialization opportunities.

Under the terms of the agreement, the Company is entitled to receive access to research findings, reports, data, analyses, methodologies, know-how, and other project deliverables generated during the course of the research project. The Company has a perpetual worldwide right to use such materials for its internal business, development, operational, and commercial purposes.

The agreement further provides the Company with a non-exclusive license, including the right to sublicense, with respect to certain intellectual property, technologies, software, methodologies, and other proprietary developments arising from the research project, subject to applicable intellectual property arrangements and university policies. The Company also retains certain commercialization rights related to research results and a first right to negotiate commercial licensing arrangements for certain future intellectual property developed under the project.

As of May 31, 2026, the Company recorded the $30,000 advance as prepaid research costs within non-current assets.

NOTE 10 – RELATED PARTIES

As of May 31, 2026, the Company owed $3,109 to its Chief Executive Officer under a short-term, non-interest-bearing loan arrangement. The loan is unsecured and payable on demand.

There were no additional related-party transactions during the fiscal year ended May 31, 2026.

NOTE 11 – SEGMENT INFORMATION

The Company operates as a single operating segment. Management reviews financial information on a consolidated basis and therefore the Company has one reportable segment.

The Company's Chief Executive Officer serves as the chief operating decision maker ( “CODM”). The CODM assesses the Company's performance and makes resource allocation decisions based primarily on consolidated net income (loss), revenues, operating expenses, and available cash and liquidity.

The measure of segment profit or loss reviewed by the CODM is consolidated net income (loss), as reported in the Company's statement of operations. For the year ended May 31, 2026, segment revenues were $38,104 and segment net income was $14,628.

The significant segment expenses regularly reviewed by the CODM and included in the measure of segment profit or loss consist primarily of general and administrative expenses. General and administrative expenses were $23,476 for the year ended May 31, 2026. Other segment items were not material.

The Company's segment assets are the same as its consolidated assets reported in the balance sheet. As of May 31, 2026, total assets were $140,845.

NOTE 12 – INCOME TAXES

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes. Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for net operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply when the temporary differences are expected to be recovered or settled. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized.

For the year ended May 31, 2026, the Company had income before income taxes of $14,628, all of which was attributable to domestic operations. The Company recorded no federal, state, or foreign income tax expense for the year ended May 31, 2026.

The reconciliation of the U.S. federal statutory income tax rate to the Company's effective income tax rate for the year ended May 31, 2026 is as follows:

	Amount	Rate
U.S. federal income tax at statutory rate	$3,072	21.0%
Change in valuation allowance	(3,072)	(21.0)%
Income tax provision	$–	0.0%

The Company has net operating loss carryforwards available to offset future taxable income. As of May 31, 2026, the Company has provided a full valuation allowance against its net deferred tax assets because management has determined that it is more likely than not that such deferred tax assets will not be realized.

Income taxes paid, net of refunds received, for the year ended May 31, 2026 were as follows:

Amount
Federal	$–
State and local	–
Foreign	–
Total income taxes paid	$–

The Company recognizes the financial statement effects of uncertain tax positions when it is more likely than not that the position will be sustained upon examination based on the technical merits of the position. As of May 31, 2026, the Company had no material unrecognized tax benefits.

NOTE 13 – SUBSEQUENT EVENTS

Subsequent to May 31, 2026, the Company sold 3,900,000 shares of its common stock at an offering price of $0.02 per share pursuant to its effective Registration Statement on Form S-1, resulting in gross proceeds of $78,000.

Following these sales, the Company had 8,900,000 shares of common stock issued and outstanding.

The Company evaluated subsequent events through August 31, 2026, and determined that, except for the share issuances described above, there were no subsequent events requiring adjustment to or additional disclosure in the financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During the fiscal year ended May 31, 2026, there were no changes in the Company’s independent registered public accounting firm. There were no disagreements with the Company’s independent registered public accounting firm on any matter of accounting principles, financial statement disclosure, or auditing scope or procedure that, if not resolved to the satisfaction of the independent registered public accounting firm, would have caused it to make reference to the subject matter of the disagreement in its reports.

Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of May 31, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based on this evaluation, management concluded that the Company’s disclosure controls and procedures were not effective as of May 31, 2026.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”), as defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2026, using the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Based on management’s evaluation, the Company identified the following material weaknesses in internal control over financial reporting as of May 31, 2026:

1.	Limited Segregation of Duties and Cash Controls
Due to the Company’s small size and limited accounting personnel, management has not achieved an adequate segregation of duties with respect to accounting and cash handling functions. Certain key accounting and control functions continue to be performed by the same individual, which increases the risk that errors or misstatements may not be prevented or detected on a timely basis.

2.

Information Technology and Data Backup Controls

While the Company maintains copies of its financial records and material agreements, formalized procedures for systematic data backup, cybersecurity, and secure off-site or cloud-based storage continue to be developed and implemented. As a result, controls related to data protection, system recovery, and business continuity are not yet fully effective.

Audit Committee Oversight

The Company has not established a separate Audit Committee due to its early stage of development and limited size. Accordingly, the functions typically performed by an audit committee are carried out by the Board of Directors. As the Company grows and additional directors are appointed, management intends to evaluate the establishment of a separate Audit Committee in accordance with applicable corporate governance practices

Conclusion Regarding Internal Control over Financial Reporting

As a result of the material weaknesses described above, management concluded that the Company did not maintain effective internal control over financial reporting as of May 31, 2026, based on the criteria established in Internal Control — Integrated Framework issued by COSO.

Remediation Efforts

Management is in the process of implementing measures to remediate the identified material weaknesses, including enhancing accounting and cash control procedures and continuing to strengthen its information technology, cybersecurity, data backup, and business continuity controls. Management intends to continue evaluating its internal control environment and to take additional steps as resources allow.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, in connection with management’s evaluation of the effectiveness of internal control over financial reporting as of May 31, 2026.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B. Other Information

During the fiscal year ended May 31, 2026, none of the Company’s directors or executive officers adopted or terminated any Rule 10b5-1 trading plans or non-Rule 10b5-1 trading arrangements.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

The Company’s independent registered public accounting firm that issued the audit report included in this Annual Report on Form 10-K is subject to inspection by the Public Company Accounting Oversight Board (“PCAOB”).

The Company is not aware of any determination by the Securities and Exchange Commission that the Company has retained a registered public accounting firm that is not subject to inspection by the PCAOB pursuant to the Holding Foreign Companies Accountable Act.

Accordingly, the Company is not subject to the requirements of Item 9C of Form 10-K related to foreign jurisdictions that prevent PCAOB inspections.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The Company currently has one director and two executive officers. The names, ages, and positions of the Company’s director and executive officers as of May 31, 2026 are set forth below:

Name	Age	Position
Tatyana Muyingo	55	Director, Chief Executive Officer
Ana Gaetu	31	Chief Financial Officer and Principal Accounting Officer

Tatyana Muyingo

Ms. Muyingo has served as the Company’s President, Chief Executive Officer, Treasurer, Secretary, and sole Director since the Company’s incorporation on February 25, 2025. She is responsible for the overall strategic direction of the Company, corporate governance, product development, and business operations.

Ms. Muyingo is an entrepreneur and legal technology professional with more than ten years of experience developing digital legal education platforms and cross-border legal solutions for the performing arts industry. Prior to founding the Company, she served as the founder and Chief Executive Officer of Arts Legal Ltd., where she developed and managed a bilingual legal technology platform serving the international performing arts community.

Ana Gaetu

Ms. Gaetu has served as the Company’s Chief Financial Officer and Principal Accounting Officer since March 2025. She oversees the Company’s financial reporting, accounting operations, budgeting, internal controls, treasury functions, and compliance with U.S. GAAP and SEC reporting requirements.

Prior to joining the Company, Ms. Gaetu served in senior finance positions with organizations engaged in legal technology and international cultural consulting. She holds a Bachelor’s degree in Finance and Banking from the Bucharest University of Economic Studies.

Family Relationships

There are no family relationships between any of the Company’s directors or executive officers.

Legal Proceedings

During the past ten years, none of the Company’s directors or executive officers has been involved in any legal proceeding required to be disclosed pursuant to Item 401(f) of Regulation S-K.

Audit Committee

The Company has not established a separate Audit Committee due to its early stage of development and limited size. Accordingly, the functions typically performed by an audit committee are carried out by the Board of Directors. Management intends to evaluate the establishment of a separate Audit Committee as the Company grows and its corporate governance structure develops.

Code of Ethics

The Company has adopted a code of ethics applicable to its principal executive officer, principal financial officer, and persons performing similar functions. The Company intends to make its code of ethics available to stockholders upon request.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, executive officers, and persons who beneficially own more than ten percent of the Company’s common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely upon a review of copies of such reports furnished to the Company and written representations from certain reporting persons, the Company believes that all applicable Section 16(a) filing requirements applicable following the effectiveness of the Company’s registration statement during the fiscal year ended May 31, 2026 were satisfied on a timely basis.

Insider Trading Policies and Procedures

The Company has not adopted formal insider trading policies or procedures governing transactions in its securities by directors, officers, or employees. The Company has not adopted such policies due to its early stage of operations, limited number of security holders, and the absence of an active trading market for its common stock.

Item 11. Executive Compensation

Executive Compensation

Summary Compensation Table

The following table sets forth information concerning the compensation of the Company’s named executive officers for the fiscal year ended May 31, 2026.

Name and Principal Position	Fiscal Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Tatyana Muyingo, President, Chief Executive Officer, Treasurer, Secretary and Director	May 31, 2026	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Ana Gaetu, Chief Financial Officer and Principal Accounting Officer	May 31, 2026	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Employment Agreements

The Company entered into employment agreements with Tatyana Muyingo, its President, Chief Executive Officer, Treasurer, Secretary and Director, and Ana Gaetu, its Chief Financial Officer and Principal Accounting Officer, effective March 10, 2025.

Neither Ms. Muyingo nor Ms. Gaetu received any cash compensation during the fiscal year ended May 31, 2026. Both executive officers have agreed to defer cash compensation until such time as the Company generates sufficient revenues and its financial condition permits the payment of executive compensation. Any future compensation arrangements will be determined by the Board of Directors based on the Company’s financial condition, operating results, and capital resources.

During the prior fiscal year ended May 31, 2025, Ms. Muyingo received stock awards with an aggregate grant date fair value of $80,000, and Ms. Gaetu received stock awards with an aggregate grant date fair value of $5,600 in connection with the Company’s organization and commencement of operations. The related stock-based compensation was fully recognized during the prior fiscal year in accordance with ASC 718. No additional stock awards, stock options, bonuses, or other compensation were granted to the Company’s executive officers during the fiscal year ended May 31, 2026.

Retirement Benefits

The Company does not maintain any pension, retirement, deferred compensation, or similar benefit plans for its executive officers or directors.

Director Compensation

The following table sets forth information concerning compensation paid to the Company’s director for the fiscal year ended May 31, 2026.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Tatyana Muyingo	-0-	-0-	-0-	-0-	-0-	-0-

Change of Control

The Company does not maintain any pension plans, incentive plans, or other arrangements that provide compensation in connection with a termination of employment or a change in control of the Company.

Timing of Option Awards

The Company did not grant any stock options, stock appreciation rights, or similar option-like awards to any named executive officer during the fiscal year ended May 31, 2026.

The Company does not currently maintain a policy or practice regarding the timing of option awards in relation to the disclosure of material nonpublic information. The Board did not take material nonpublic information into account in timing any option awards, and the Company did not time the disclosure of material nonpublic information for the purpose of affecting executive compensation.

Accordingly, there were no option awards during the fiscal year ended May 31, 2026 requiring tabular disclosure under Item 402(x) of Regulation S-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of the Company’s common stock as of May 31, 2026, by (i) each person known by the Company to beneficially own more than five percent (5%) of the Company’s outstanding common stock, (ii) each director and executive officer of the Company, and (iii) all directors and executive officers as a group.

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percentage of Class
Tatyana Muyingo, Chief Executive Officer and Director	4,000,000	80.0%
Ana Gaetu, Chief Financial Officer	280,000	5.6%
All directors and executive officers as a group (2 persons)	4,280,000	85.6%

Percentage ownership is based on 5,000,000 shares of the Company’s common stock issued and outstanding as of May 31, 2026.

Except as set forth above, the Company is not aware of any other person who beneficially owns more than five percent (5%) of its outstanding common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence

During the fiscal year ended May 31, 2025, the Company’s Chief Executive Officer contributed office and technology equipment with an estimated fair value of $15,200. During the same period, the Company issued 5,000,000 shares of common stock to its Chief Executive Officer, Chief Financial Officer, and certain employees as compensation for services rendered. The related stock-based compensation was fully recognized during the fiscal year ended May 31, 2025.

During the fiscal year ended May 31, 2026, the Company received short-term, non-interest-bearing advances from its Chief Executive Officer to support working capital requirements. As of May 31, 2026, the outstanding balance of such advances was $3,109.

Except as described above, there were no other related-person transactions required to be disclosed under applicable SEC rules.

Director Independence

The Company’s Board of Directors currently consists of one director, Tatyana Muyingo. Ms. Muyingo also serves as the Company’s Chief Executive Officer and is therefore not considered independent under applicable exchange independence standards. Accordingly, the Company does not currently have any independent directors.

Item 14. Principal Accounting Fees and Services

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firm for professional services rendered for the fiscal years ended May 31, 2026 and May 31, 2025:

	Year Ended May 31, 2026	Year Ended May 31, 2025
Audit Fees	$3,500	$3,500
Audit-Related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–
Total	$3,500	$3,500

Audit Fees consist of fees billed for the audit of the Company’s annual financial statements.

The Company did not incur any audit-related fees, tax fees, or other fees from its independent registered public accounting firm during the fiscal years ended May 31, 2026 and May 31, 2025.

PART IV

Item 15: Exhibits, Financial Statement Schedules

Financial Statements

See Index to Consolidated Financial Statements at Item 8 herein.

Exhibits

The following documents (unless otherwise indicated) are filed herewith and made part of this Annual Report on Form 10-K.

Exhibit
Number	Description

23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1*	Section 1350 Certification of Principal Executive Officer
32.2*	Section 1350 Certification of Principal Financial Officer

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

* Filed herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 2, 2026	MYX Inc.

	By:	/s/ Tatyana Muyingo
Tatyana Muyingo
Director & Chief Executive Officer

Dated: September 2, 2026	MYX Inc.

	By:	/s/ Ana Gaetu
Chief Financial Officer

